Form 10-K
period 2005-12-31
Park Place Securities, Inc. Series 2005-WCW1
filed 2006-03-28
CIK 1328812

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121784-07


        Park Place Securities, Inc. (as Depositor under the Pooling and Servicing Agreement, date as May 1, 2005, providing for issuance of Asset-Backed Pass-Through Certificates, Series 2005-WCW1)
       (Exact name of registrant as specified in its charter)


  Delaware                                           34-1993512
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  1100 Town & Country Road Suite 1100
  Orange , CA                                  92868
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (714) 541-9960

  Park Place Securities, Inc.
  Asset Backed Pass-Through Certificates
  Series 2005-WCW1

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 39.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Countrywide Home Loans Inc., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Countrywide Home Loans Inc., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Countrywide Home Loans Servicing LP, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Park Place Securities, Inc.
    (Registrant)


  Signed: Park Place Securities, Inc. as Depositor

  By:     John Grazer, Chief Financial Officer

  By: /s/ John Grazer, Chief Financial Officer

  Dated: March 27, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, John Grazer, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Park Place Securities, Inc., Asset-Backed Pass-Through
     Certificates, Series 2005-WCW1;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Countrywide Home Servicing LP and Wells Fargo Bank, N.A.



     Date: March 27, 2006

     /s/ John Grazer
     Signature

     Chief Financial Officer
     Title


  EX-99.1
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.3
ANNUAL STATEMENT OF COMPLIANCE PURSUANT TO SECTION 3.19

Park Place Securities, Inc,
Asset-Backed Pass-Through Certificates, Series 2005-WCW1

I, Joseph Candelario, hereby certify that I am a duly appointed First Vice President of Countrywide Home Loans Servicing LP (the "Master Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of May 1, 2005 (the "Agreement"), among Park Place Securities, Inc., as depositor, the Master Servicer and Wells Fargo Bank, N.A., as trustee.

2. I have reviewed the activities of the Master Servicer during the preceding year and the Master Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreement.

Dated: March 17,2006


(page)


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 17,2006.

By:    /s/ Joseph Candelario
Name:  Joseph Candelario
Title: First Vice President


I, Koen Vermoesen, a (an) Vice President of the Master Servicer, hereby certify that Joseph Candelario is a duly elected, qualified, and acting Officer of the Master Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 17,2006.

By:    /s/ Koen Vermoesen
Name:  Koen Vermoesen
Title: Vice President





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1A                           4,215,679.91         38,743,334.92                 0.00             161,256,665.08
   A-1B                           1,067,573.31          9,685,833.73                 0.00              40,314,166.27
   A-2A                          13,325,559.42        117,317,627.68                 0.00             514,038,372.31
   A-2B                           3,374,339.95         29,329,592.74                 0.00             128,510,407.26
   A-3A                           7,800,858.59        176,071,613.56                 0.00             248,598,386.43
   A-3B                           4,746,006.53                  0.00                 0.00             212,420,000.00
   A-3C                           6,638,625.34                  0.00                 0.00             291,050,000.00
   A-3D                           2,665,909.67                  0.00                 0.00             113,964,000.00
   CE                            30,260,523.81                  0.00                 0.00              32,500,101.00
   M-1                            2,124,625.62                  0.00                 0.00              88,400,000.00
   M-10                             701,854.90                  0.00                 0.00              19,500,000.00
   M-11                             748,645.25                  0.00                 0.00              20,800,000.00
   M-12                             842,225.91                  0.00                 0.00              23,400,000.00
   M-2                            1,852,373.49                  0.00                 0.00              76,700,000.00
   M-3                            1,167,269.62                  0.00                 0.00              48,100,000.00
   M-4                            1,076,113.32                  0.00                 0.00              42,900,000.00
   M-5                            1,050,783.98                  0.00                 0.00              41,600,000.00
   M-6                              998,759.82                  0.00                 0.00              39,000,000.00
   M-7                              997,163.84                  0.00                 0.00              35,100,000.00
   M-8                              837,528.86                  0.00                 0.00              28,600,000.00
   M-9                              705,193.90                  0.00                 0.00              22,100,000.00
   P                              4,980,376.32                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00           2,228,852,098.36
   RX                                     0.00                  0.00                 0.00                       0.00